Form 10-Q
period 2008-06-30
BSV III INC
filed 2008-08-14
CIK 1416629

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 000-53061

BSV III, Inc.
(Name of Small Business Issuer in its charter)

Colorado	20-1649517
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	identification number)

735 Broad Street
Suite 400
Chattanooga, TN 37402
 (Address of principal executive offices)

Issuer’s telephone number:                                                (423) 265-5062
Issuer’s facsimile number:                                                 (423) 265-5068

N/A
(Former name, former address and former
fiscal year, if changed since last report)

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 14, 2008: 2,485,338 and 150,000 shares of Class A Common Stock and Class B Common Stock, respectively.

Transitional Small Business Disclosure Format (check one):   ☐ Yes ☒ No

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

BSV III, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception)

TO JUNE 30, 2008

BSV III, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

FOR THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception)

TO JUNE 30, 2008

CONTENTS

Page
FINANCIAL STATEMENTS

Balance Sheets	1

Statements of Operations	2

Statement of Changes in Stockholders’ Deficit	3

Statements of Cash Flows	4

Notes to the Financial Statements	5 - 9

BSV III, INC.
(A Development Stage Company)

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

ACCOUNTS PAYABLE	$2,594	$-

STOCKHOLDERS' EQUITY (DEFICIT): (Note 4)
Common stock-Class A, no par value, authorized
80,000,000, shares issued and outstanding
2,485,338; at June 30, 2008 and December
31, 2007	999	999
Common stock -Class B, no par value, authorized
20,000,000, shares, issued and outstanding
150,000 at June 30, 2008 and December 31, 2007	1	1
Preferred stock, no par value, authorized
5,000,000 shares, no shares issued or
outstanding	-	-
Additional-paid-in-capital	12,114	-
Deficit accumulated during the development stage	(15,708)	(1,000)
TOTAL STOCKHOLDERS’ DEFICIT	(2,594)	-

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIT)	$-	$-

See notes to the financial statements.

BSV III, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception)

TO JUNE 30, 2008

(UNAUDITED)

			September 22, 2004
			(Date of Inception)
	Six Months Ended	Six Months Ended	To
	June 30, 2008	June 30, 2007	June 30, 2008
Revenues	$-	$-	$-

Expenses	14,708	-	15,708

Loss Before Provision for
Income Taxes	(14,708)	-	(15,708)

Income Tax Expense	-	-	-

Net Loss	$(14,708)	$-	$(15,708)

Loss Per Share
Basic	$(0.01)	$-	$(0.01)

Weighted average - number of
shares outstanding	2,635,338	2,635,338	2,635,338

See notes to the financial statements.

BSV III, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2008

(UNAUDITED)

					Deficit Accumulated
		Common	Common		During
		Stock	Stock	Additional	Development
	Shares	Class A	Class B	Paid in Capital	Stage	Total
Common stock issued
at inception	2,485,338	$999	$-	$-	$-	$999

Common stock issued
at inception	150,000	-	1	-	-	1

2004 Activity	-	-	-	-	(1,000)	(1,000)

2005 Activity	-	-	-	-	-	-

2006 Activity	-	-	-	-	-	-

2007 Activity	-	-	-	-	-	-

Balance at December 31, 2007	2,635,338	999	1	-	(1,000)	-

2008 Activity	-	-	-	12,114	(14,708)	(2,594)

Balance at June 30, 2008	2,635,338	$999	$1	$12,114	$(15,708)	$(2,594)

See notes to the financial statements.

BSV III, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2008

(UNAUDITED)

			September 22, 2004
			(Date of Inception)
	Six Months Ended	Six Months Ended	To
	June 30, 2008	June 30, 2007	June 30, 2008
Net Loss	$(14,708)	$-	$(15,708)
Adjustments to reconcile net loss to net
cash used in operating activities
Increase in accounts payable	2,594	-	2,594
Net Cash Used in Operating Activities	(12,114)	-	(13,114)

Cash Flows from Financing Activities
Stock Issued at inception	-	-	1,000
Increase in additional-paid -in captial	12,114	-	12,114
Net Cash Provided by Financing Activities	12,114	-	13,114

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

See notes to the financial statements.

BSV III, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2008

NOTE 1 - ORGANIZATION:

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

NOTE 2 - GOING CONCERN:

The Company has been in the development stage since its inception in 2004 to present and has incurred losses from its inception through June 30, 2008 amounting to $15,708. The Company's ability to meet its future obligations is dependent upon its ability to complete its SEC registration, raise capital and close on a potential business combination as discussed in Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern.

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

BSV III, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES:

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

NOTE 4 - STOCKHOLDERS’ EQUITY:

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

BSV III, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2008

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued):

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

NOTE 5 - EARNINGS PER SHARE:

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

BSV III, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2008

NOTE 6 - RELATED PARTIES:

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

NOTE 7 - INCOME TAXES:

As of June 30, 2008 and 2007, the Company had deferred tax assets recognized of approximately $5,000 and $400 respectively, with equal corresponding valuation allowances. The deferred tax asset is a result of a net operating loss carryforward.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS:

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

BSV III, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO JUNE 30, 2008

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS (Continued):

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

Item 2.                      Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

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

On February 1, 2008, the Company voluntarily filed with the Securities and Exchange Commission (SEC) a Registration Statement on Form 10-SB therein registering the Company’s Class A Voting Common Stock, no par value, and Class B Non-Voting Common Stock, no par value, under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Form 10-SB went effective by operation of law on April 1, 2008 (60 days after the filing date) and since such date, the Company has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

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

GOING CONCERN

The Company has been in the development stage since its inception in 2004 to present and has incurred losses from its inception through June 30, 2008 amounting to $15,708. The Company's ability to meet its future obligations is dependent upon its ability to complete its SEC registration, raise capital and close on a potential business combination as discussed in Note 1 to the accompanying financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern. The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. In order to continue as a going concern, the Company will need additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon management's ability to successfully accomplish the plans described in the preceding paragraphs and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As of June 30, 2008, the Company had an accumulated deficit of $15,708, compared to $1,000 as of June 30, 2007, and there is doubt as to the Company’s ability to continue as a going concern.

For the six month periods ending June 30, 2008 and 2007, and for the period from September 22, 2004 (Inception) to June 30, 2008, the Company had no activities that produced revenues from operations.

For the six month periods ended June 30, 2008 and 2007, the Company had a net loss of $14,708 and $0 respectively. From the Company’s date of inception (September 22, 2004) to June 30, 2008, the Company had a net loss of $15,708. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on February 1, 2008.

Liquidity and Capital Resources

As of June 30, 2008 and 2007, the Company had assets equal to $0. The Company’s current liabilities as of June 30, 2008 and June 30, 2007 totaled $2,594 and $0, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from September 22, 2004 (Inception) to June 30, 2008

Operating activities	$(13,114)
Investing activities	$--
Financing activities	$13,114
Net effect on cash	$0

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

At June 30, 2008, the Company had no capital resources available and primarily relies upon the issuance of common stock and additional capital contributions from its shareholders to fund administrative expenses pending acquisition of an operating company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

N/A.

Item 4T.                      Controls and Procedures.

Evaluation of Controls and Procedures.

In accordance with Exchange Act Rules 13a-15 and 15d-15, our management is required to perform an evaluation under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls.

Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by or to the best of its knowledge, against the Company has been threatened.

Item 1A. Risk Factors.

N/A.

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

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

None.

Item 6.                      Exhibits.

No.:	Description:
31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BSV III, INC.

Dated: August 14, 2008	By:	/s/ Douglas A. Dyer
Name: Douglas A. Dyer Title: President