Form 10-Q
period 2008-09-30
BSV III INC
filed 2008-11-12
CIK 1416629

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No.000-53061

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

Copies to:
The Sourlis Law Firm
Virginia K. Sourlis, Esq.
The Galleria
2 Bridge Avenue
Red Bank, New Jersey 07701
(732) 530-9007
www.SourlisLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 10, 2008, there were 2,485,338 shares of Class A Common Stock and 150,000 shares of Class B Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONTENTS

Page

FINANCIAL STATEMENTS:

Balance Sheets	1

Statements of Operations	2

Statement of Changes in Stockholders’ Deficit	3

Statements of Cash Flows	4

Notes to the Financial Statements	5 - 9

BSV III, INC.
(A Development Stage Company)

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCOUNTS PAYABLE	$3,744	$-

TOTAL LIABILITIES	$3,744	$-

STOCKHOLDERS' DEFICIT: (Note 4)
Common stock-Class A, no par value, authorized 80,000,000, shares issued and outstanding 2,485,338; at September 30, 2008 and December 31, 2007	999	999
Common stock -Class B, no par value, authorized 20,000,000, shares, issued and outstanding 150,000 at September 30, 2008 and December 31, 2007	1	1
Preferred stock, no par value, authorized 5,000,000 shares, no shares issued or outstanding	-	-
Additional-paid-in-capital	14,382	-
Deficit accumulated during the development stage	(19,126)	(1,000)
TOTAL STOCKHOLDERS’ DEFICIT	(3,744)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See notes to the financial statements.

BSV III, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception)

TO SEPTEMBER 30, 2008

(UNAUDITED)

						September 22, 2004
						(Date of Inception)
	Three Months Ended			Nine Months Ended		To
	September 30, 2008	September 30, 2007		September 30, 2008	September 30, 2007	September 30, 2008

Revenues	$-		$-	$-	$-	$-

Expenses	3,418		-	18,126	-	19,126

Loss Before Provision for Income Taxes	(3,418)		-	(18,126)	-	(19,126)

Income Tax Expense	-		-	-	-	-

Net Loss	$(3,418)		$-	$(18,126)	$-	$(19,126)

Loss Per Share
Basic	$-	$		$(0.01)	$-	$(0.01)

Weighted average - number of shares outstanding	2,635,338		2,635,338	2,635,338	2,635,338	2,635,338

See notes to the financial statements.

BSV III, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2008

(UNAUDITED)

					Deficit
		Common	Common		Accumulated
		Stock	Stock	Additional	During
	Shares	Class A	Class B	Paid in Capital	Development Stage	Total

Common stock issued at inception	2,485,338	$999	$-	$-	$-	$999

Common stock issued at inception	150,000	-	1	-	-	1

2004 Activity	-	-	-	-	(1,000)	(1,000)

2005 Activity	-	-	-	-	-	-

2006 Activity	-	-	-	-	-	-

2007 Activity	-	-	-	-	-	-

Balance at December 31, 2007	2,635,338	999	1	-	(1,000)	-

2008 Activity	-	-	-	14,382	(18,126)	(3,744)

Balance at September 30, 2008	2,635,338	$999	$1	$14,382	$(19,126)	$(3,744)

See notes to the financial statements.

BSV III, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2008

(UNAUDITED)

			September 22, 2004
			(Date of Inception)
	Nine Months Ended	Nine Months Ended	To
	September 30, 2008	September 30, 2007	September 30, 2008

Net Loss	$(18,126)	$-	$(19,126)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accounts payable	3,744	-	3,744
Net Cash Used in Operating Activities	(14,382)	-	(15,382)

Cash Flows from Financing Activities
Stock Issued at inception	-	-	1,000
Increase in additional-paid -in captial	14,382	-	14,382
Net Cash Provided by Financing Activities	14,382	-	15,382

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

See notes to the financial statements.

BSV III, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2008

(Unaudited)

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

NOTE 2 – GOING CONCERN:

The Company has been in the development stage since its inception in 2004 to present and has incurred losses from its inception through September 30, 2008 amounting to $19,126. The Company's ability to meet its future obligations is dependent upon its ability to complete its SEC registration, raise capital and close on a potential business combination as discussed in Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern.

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

See notes to the financial statements.

BSV III, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2008

(Unaudited)

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

BSV III, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2008

(Unaudited)

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

BSV III, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2008

(Unaudited)

NOTE 6 – RELATED PARTIES:

The Company’s management (and original incorporators), through a common owned entity, have paid all expenses incurred by the Company, which includes professional fees and basic state and local fees and taxes. The related entity has committed to taking responsibility for all liabilities incurred by the Company through the date completion of a business transaction as described in Note 1. Therefore, the Company reflects all expenses paid on their behalf in their financial statements and records as additional paid-in-capital.

NOTE 7 – INCOME TAXES:

As of September 30, 2008 and 2007, the Company had deferred tax assets recognized of approximately $8,000 and $400 respectively, with equal corresponding valuation allowances. The deferred tax asset is a result of a net operating loss carryforward.

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

BSV III, INC.
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND

THE PERIOD FROM SEPTEMBER 22, 2004 (Date of Inception) TO SEPTEMBER 30, 2008

(Unaudited)

NOTE 8 – NEW ACCOUNTING PRONOUNCEMENTS (Continued):

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operation

BSV III, Inc. (a Development Stage Company) (the “Company”) was incorporated on September 22, 2004, in the State of Colorado for the purpose of conducting a public distribution of securities (the Proposed Distribution) and then effecting a merger, acquisition or other business combination transaction (Business Combination) with an unidentified privately-held company (a Target). We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the Company.

On February 1, 2008, the Company voluntarily filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form 10-SB therein registering the Company’s Class A Voting Common Stock, no par value, and Class B Non-Voting Common Stock, no par value, under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Form 10-SB went effective by operation of law on April 1, 2008 (60 days after the filing date) and since such date, the Company has been a reporting company and required to file periodic and current reports with the SEC under the Exchange Act.

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

GOING CONCERN

The Company has been in the development stage since its inception in 2004 to present and has incurred losses from its inception through September 30, 2008 amounting to $19,126. The Company's ability to meet its future obligations is dependent upon its ability to complete its SEC registration, raise capital and close on a potential business combination as discussed in Note 1 to the accompanying financial statements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is actively pursuing merger and business combinations and believes that the necessary capital and the future acquisition of business will take place and will provide for the Company to continue as a going concern. In order to continue as a going concern, the Company will need additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon management's ability to successfully accomplish the plans described in the preceding paragraphs and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Assets

At September 30, 2008 and December 31, 2007, the Company had no assets.

Revenues

For the three and nine month periods ending September 30, 2008 and 2007, and for the period from September 22, 2004 (Inception) to September 30, 2008, the Company had no activities that produced revenues from operations.

Net Loss

For the three month periods ended September 30, 2008 and 2007, the Company had a net loss of $3,418 and $0, respectively. For the nine month periods ended September 30, 2008 and 2007, the Company had a net loss of $18,126 and $0, respectively. From the Company’s date of inception (September 22, 2004) to September 30, 2008, the Company had a net loss of $19,126. At September 30, 2008, the Company had an accumulated deficit of $3,744 compared to $0 at December 31, 2007. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on February 1, 2008.

Liquidity and Capital Resources

At September 30, 2008 and December 31, 2007, the Company had no cash and no other assets. The Company’s current liabilities at September 30, 2008 and December 31, 2007 were $3,744 and $0 respectively, comprised of accounts payable. The Accounts Payable increased due to an increase in legal and accounting fees incurred in connection with the preparation and filing of the Company’s annual and quarterly reports with the Securities and Exchange Commission.

As explained in earlier in this Item 2, the Company is a “shell company” and is currently seeking a merger/acquisition candidate with sustainable operations. To date, the Company has not identified a suitable merger/acquisition candidate. The Company does not currently have the capital resources to meet its operating expenses for the next twelve months. The Company will need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

	For the Nine Months Ended		For the Period September 22, 2004 (Inception) to
	September 30, 2008	September 30, 2007	September 30, 2008
Net Cash Used in Operating Activities	$(14,382)	—	$(15,382)

Net Cash Provided by Investing Activities	—	—	—

Net Cash Provided by Financing Activities	$14,382		$15,382

Net Effect on Cash	$0		$0

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

At September 30, 2008, the Company had no capital resources available and primarily relies upon the issuance of common stock and additional capital contributions from its shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

No.:	Description:
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U,S,C, Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned duly authorized.

Dated: November 10, 2008	BSV III, INC.

	By:	/s/ Douglas A. Dyer
Title: President
(Principal Executive Officer)
(Principal Financial and Accounting Officer)